Form 10-K
period 2021-12-31
Benchmark 2020-B18 Mortgage Trust
filed 2022-03-16
CIK 1816147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Bellagio Hotel and Casino Mortgage Loan, which constituted approximately 2.3% of the asset pool of the issuing entity as of its cut-off date.  The Bellagio Hotel and Casino Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Bellagio Hotel and Casino Mortgage Loan, twenty-four other pari passu loans and nine subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BX Trust 2019-OC11 transaction (the “BX 2019-OC11 Transaction”). This loan combination, including the Bellagio Hotel and Casino Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BX 2019-OC11 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 1633 Broadway Mortgage Loan, which constituted approximately 6.7% of the asset pool of the issuing entity as of its cut-off date.  The 1633 Broadway Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 1633 Broadway Mortgage Loan, thirty-eight other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BWAY Trust 2019-1633 transaction (the “BWAY 2019-1633 Transaction”). This loan combination, including the 1633 Broadway Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BWAY 2019-1633 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers Buildings A, B & C Mortgage Loan, which constituted approximately 8.0% of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers Buildings A, B & C Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers Buildings A, B & C Mortgage Loan, eighteen other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MOFT Trust 2020-ABC transaction (the “MOFT 2020-ABC Transaction”). This loan combination, including the Moffett Towers Buildings A, B & C Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MOFT 2020-ABC Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Chase Center Tower I Mortgage Loan and the Chase Center Tower II Mortgage Loan, which constituted approximately 1.9% and 1.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Chase Center Tower I Mortgage Loan and the Chase Center Tower II Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Chase Center Tower I Mortgage Loan or the Chase Center Tower II Mortgage Loan and seven other pari passu loans and two subordinate companion loans, each of which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2020-IG2 Mortgage Trust transaction (the “Benchmark 2020-IG2 Transaction”). These loan combinations, including the Chase Center Tower I Mortgage Loan and the Chase Center Tower II Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2020-IG2 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the BX Industrial Portfolio Mortgage Loan, which constituted approximately 7.5% of the asset pool of the issuing entity as of its cut-off date.  The BX Industrial Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the BX Industrial Portfolio Mortgage Loan, seven other pari passu loans, one floating-rate companion loan and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2020-IG3 Mortgage Trust transaction (the “Benchmark 2020-IG3 Transaction”). This loan combination, including the BX Industrial Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2020-IG3 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to July 14, 2021 and the Agellan Portfolio Mortgage Loan, the primary servicer and special servicer of the Apollo Education Group HQ Campus Mortgage Loan, the Southcenter Mall Mortgage Loan, the Chase Center Tower I Mortgage Loan, the Chase Center Tower II Mortgage Loan and the Kings Plaza Mortgage Loan and the primary servicer of the BX Industrial Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement (other than the Agellan Portfolio Mortgage Loan) on and after July 14, 2021. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Moffett Towers Buildings A, B & C Mortgage Loan and the 711 Fifth Avenue Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer, and Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

From time to time, CWCapital Asset Management LLC, a Delaware limited liability company (“CWCAM”), is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business.  Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts.  CWCAM was the special servicer of such property.  The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust.  On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens.  On July 19, 2016, the State Court denied CWCAM’s motion to dismiss.  On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”).  On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss.  On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court.  Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery.  All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019.  The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct.  In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020.  Oral argument on the appeal occurred on June 21, 2021. The parties await the decision of the appeals court.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original  Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction.   On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”).  The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York.  In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts.  The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018.  The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018.  On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts.  Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment.  On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order.  CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019.  The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims.  On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order.  On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI.  CWCI has sought leave to file an appeal of the decision.  Both requests for leave were denied by the First Department.  The plaintiff has also sought leave to appeal the dismissal of the claims against CWCAM.  CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “PSW Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the PSW Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “PCVST Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “2010 Settlement Agreement”) or (b) the rescission of the 2010 Settlement Agreement which would result in, among other things, the rescission of the sale of the PCVST Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the 2010 Settlement Agreement by fraud and further that the terms of the 2010 Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filed a motion to dismiss the PSW Complaint (the “CWCAM Motion to Dismiss”). On April 11, 2016, PSW NYC LLC opposed the CWCAM Motion to Dismiss and cross-moved for a partial summary judgment on liability regarding allegations of breach of the 2010 Settlement Agreement (the “PSW Cross-Motion”). On May 5, 2016, the Defendants subsequently filed its reply and opposition to the PSW Cross-Motion. On August 23, 2016, oral arguments were provided to the PSW Court regarding the PSW Complaint, the CWCAM Motion to Dismiss and the PSW Cross-Motion and the PSW Court took such arguments under advisement. On October 31, 2016, the PSW Court issued an order granting the CWCAM Motion to Dismiss, denying the PSW Cross-Motion and dismissing the PSW Complaint with prejudice. Subsequently, PSW NYC LLC filed a notice of appeal relating to such order. On February 21, 2017, PSW NYC LLC filed its appeal and supporting brief arguing that the PSW Court erred by finding no breach of the assignment agreement and no fraudulent inducement. Oral argument was heard on May 4, 2017 at which point the court took the arguments under advisement. On May 25, 2017, the New York 1st Department appellate court affirmed the dismissal of all PSW claims and denied a request for leave to appeal to the New York Court of Appeals on September 12, 2017.

On March 31, 2016, RAIT Preferred Funding II LTD. (“RAIT Preferred Funding”) commenced a complaint (“RAIT Complaint”) with the Supreme Court of the State of New York, County of New York (the “RAIT Court”), claiming it owns $18,500,000 of a mortgage loan secured by the development of the One Congress Street Property in Boston, Massachusetts (the “Loan”) and seeking (a) a declaratory judgment stating that RAIT Preferred Funding is the directing lender under a co-lender agreement dated March 28, 2007 and a pooling and servicing agreement dated March 1, 2007 (collectively, the “Operative Agreements”) and was the directing lender at the time of the improper modification of the Loan, (b) a declaratory judgment stating that RAIT Preferred Funding has the right to terminate the special servicer, (c) monetary damages for the value of the bonds and fees paid to CWCAM as the special servicer of the Loan and (d) other things.  On May 17, 2016, CWCAM filed a motion to dismiss the RAIT Complaint (“Motion to Dismiss”) stating that the RAIT Complaint did not state a claim and the essential facts of the RAIT Complaint are negated by affidavits and evidentiary materials submitted with the RAIT Complaint.  On June 14, 2016, RAIT Preferred Funding filed a Memorandum of Law in Opposition to the Motion to Dismiss (“Opposition”) stating that the claims in the RAIT Complaint were properly stated.  On June 30, 2016, CWCAM filed a reply in support of the Motion to Dismiss and in response to the Opposition, stating that each of CWCAM’s arguments is supported by the express language of the agreements between the parties, the documentary evidence and New York case law.  On September 30, 2016, RAIT Preferred Funding and CWCAM entered into a confidential Settlement Agreement (the “2016 Settlement”), which provides for a stay of the RAIT Preferred Funding litigation (the “Litigation Stay”) through August 25, 2017.  Pursuant to the terms of the 2016 Settlement, upon satisfaction of a term of the 2016 Settlement by August 25, 2017 (or such later date agreed to by the parties), the RAIT Preferred Funding litigation will be dismissed, with prejudice.  On May 19, 2017 the Borrower repaid the Loan in accordance with the terms of the notes and satisfied the condition to dismissal with prejudice.  RAIT has refused to dismiss the case and is claiming that the B Note should be paid in full.  CWCAM believes that it has performed its obligations under the Operative Agreements in good faith, and that the action should be dismissed with prejudice.  On August 29, 2017, the RAIT Court granted leave to RAIT Preferred Funding to amend its complaint.  On September 20, 2017, RAIT Preferred Funding filed an Amended Complaint (the “RAIT Amended Complaint”), which omits its original claims, adds Wells Fargo Bank as a defendant, and seeks (a) specific performance requiring repayment of the $18,500,000 principal amount of the B Note or, in the alternative, monetary damages, including the $18,500,000 principal amount of the B Note, in an amount to be determined at trial, (b) monetary damages on any fees paid to CWCAM as special servicer or Wells Fargo Bank as master servicer in connection with the borrower’s repayment of the Loan, (c) a declaratory judgment that RAIT Preferred Funding is entitled to recover the full $18,500,000 principal amount of the B Note, (d) punitive damages against CWCAM, and (e) other things.  On October 11, 2017, CWCAM filed a motion to dismiss the RAIT Amended Complaint (“CWCAM Motion to Dismiss Amended Complaint”) stating that the RAIT Amended Complaint did not state a claim and the essential facts of the RAIT Amended Complaint are negated by the Operative Agreements and other admissible evidentiary materials.  On November 13, 2017, Wells Fargo Bank filed a motion to dismiss the RAIT Amended Complaint (the “Wells Fargo Motion to Dismiss Amended Complaint”) and joined the CWCAM Motion to Dismiss Amended Complaint.  On January 29, 2018, the court dismissed all claims but for breach of contract and discovery has commenced.  CWCAM filed a Motion for Summary Judgement on March 18, 2019.   This matter was settled and the case dismissed on May 15, 2019.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to July 14, 2021 (see Exhibit 33.1)

33.3         LNR Partners, LLC, as Special Servicer on and after July 14, 2021

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Agellan Portfolio Mortgage Loan (see Exhibit 33.1)

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Agellan Portfolio Mortgage Loan (see Exhibit 33.1)

33.11       Wells Fargo Bank, National Association, as Trustee of the Agellan Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the Agellan Portfolio Mortgage Loan (see Exhibit 33.5)

33.13       Park Bridge Lender Services LLC, as Operating Advisor of the Agellan Portfolio Mortgage Loan (see Exhibit 33.6)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 280 North Bernardo Mortgage Loan (see Exhibit 33.1)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 280 North Bernardo Mortgage Loan prior to July 14, 2021 (see Exhibit 33.1)

33.17       LNR Partners, LLC, as Special Servicer of the 280 North Bernardo Mortgage Loan on and after July 14, 2021 (See Exhibit 33.3)

33.18       Wells Fargo Bank, National Association, as Trustee of the 280 North Bernardo Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the 280 North Bernardo Mortgage Loan (see Exhibit 33.5)

33.20       Park Bridge Lender Services LLC, as Operating Advisor of the 280 North Bernardo Mortgage Loan (see Exhibit 33.6)

33.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 420 Taylor Street Mortgage Loan (see Exhibit 33.1)

33.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 420 Taylor Street Mortgage Loan prior to July 14, 2021 (see Exhibit 33.1)

33.24       LNR Partners, LLC, as Special Servicer of the 420 Taylor Street Mortgage Loan on and after July 14, 2021 (See Exhibit 33.3)

33.25       Wells Fargo Bank, National Association, as Trustee of the 420 Taylor Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the 420 Taylor Street Mortgage Loan (see Exhibit 33.5)

33.27       Park Bridge Lender Services LLC, as Operating Advisor of the 420 Taylor Street Mortgage Loan (see Exhibit 33.6)

33.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3000 Post Oak Mortgage Loan (see Exhibit 33.1)

33.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 3000 Post Oak Mortgage Loan prior to July 14, 2021 (see Exhibit 33.1)

33.31       LNR Partners, LLC, as Special Servicer of the 3000 Post Oak Mortgage Loan on and after July 14, 2021 (See Exhibit 33.3)

33.32       Wells Fargo Bank, National Association, as Trustee of the 3000 Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the 3000 Post Oak Mortgage Loan (see Exhibit 33.5)

33.34       Park Bridge Lender Services LLC, as Operating Advisor of the 3000 Post Oak Mortgage Loan (see Exhibit 33.6)

33.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Brass Professional Center Mortgage Loan (see Exhibit 33.1)

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Brass Professional Center Mortgage Loan prior to July 14, 2021 (see Exhibit 33.1)

33.38       LNR Partners, LLC, as Special Servicer of the Brass Professional Center Mortgage Loan on and after July 14, 2021 (See Exhibit 33.3)

33.39       Wells Fargo Bank, National Association, as Trustee of the Brass Professional Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the Brass Professional Center Mortgage Loan (see Exhibit 33.5)

33.41       Park Bridge Lender Services LLC, as Operating Advisor of the Brass Professional Center Mortgage Loan (see Exhibit 33.6)

33.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.43       KeyBank National Association, as Primary Servicer of the Bellagio Hotel and Casino Mortgage Loan

33.44       Situs Holdings, LLC, as Special Servicer of the Bellagio Hotel and Casino Mortgage Loan

33.45       Wells Fargo Bank, National Association, as Trustee of the Bellagio Hotel and Casino Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Custodian of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 33.5)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 33.6)

33.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.49       KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 33.43)

33.50       Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 33.44)

33.51       Wells Fargo Bank, National Association, as Trustee of the 1633 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the 1633 Broadway Mortgage Loan (see Exhibit 33.5)

33.53       Pentalpha Surveillance LLC, as Operating Advisor of the 1633 Broadway Mortgage Loan

33.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southcenter Mall Mortgage Loan (see Exhibit 33.1)

33.56       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southcenter Mall Mortgage Loan (see Exhibit 33.1)

33.57       Wells Fargo Bank, National Association, as Trustee of the Southcenter Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Custodian of the Southcenter Mall Mortgage Loan (see Exhibit 33.5)

33.59       Pentalpha Surveillance LLC, as Operating Advisor of the Southcenter Mall Mortgage Loan (see Exhibit 33.53)

33.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan

33.62       CWCapital Asset Management LLC, as Special Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan

33.63       Wilmington Trust, National Association, as Trustee of the Moffett Towers Buildings A, B & C Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Buildings A, B & C Mortgage Loan (see Exhibit 33.5)

33.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers Buildings A, B & C Mortgage Loan

33.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 33.1)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 33.1)

33.69       Wells Fargo Bank, National Association, as Trustee of the Apollo Education Group HQ Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Custodian of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 33.5)

33.71       Pentalpha Surveillance LLC, as Operating Advisor of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 33.53)

33.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.73       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 33.1)

33.74       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan (see Exhibit 33.1)

33.75       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 33.5)

33.77       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan (see Exhibit 33.53)

33.78       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.79       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 33.43)

33.80       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 33.44)

33.81       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

33.83       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

33.84       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.61)

33.85       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.43)

33.86       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.87       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.5)

33.88       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.6)

33.89       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.65)

33.90       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.91       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 33.1)

33.92       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 33.1)

33.93       Wells Fargo Bank, National Association, as Trustee of the Chase Center Tower I Mortgage Loan (Omitted. See Explanatory Notes.)

33.94       Wells Fargo Bank, National Association, as Custodian of the Chase Center Tower I Mortgage Loan (see Exhibit 33.5)

33.95       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.96       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chase Center Tower II Mortgage Loan (see Exhibit 33.1)

33.97       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower II Mortgage Loan (see Exhibit 33.1)

33.98       Wells Fargo Bank, National Association, as Trustee of the Chase Center Tower II Mortgage Loan (Omitted. See Explanatory Notes.)

33.99       Wells Fargo Bank, National Association, as Custodian of the Chase Center Tower II Mortgage Loan (see Exhibit 33.5)

33.100     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.101     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.102     Situs Holdings, LLC, as Special Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 33.44)

33.103     Wells Fargo Bank, National Association, as Trustee of the BX Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.104     Wells Fargo Bank, National Association, as Custodian of the BX Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.105     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to July 14, 2021 (see Exhibit 34.1)

34.3         LNR Partners, LLC, as Special Servicer on and after July 14, 2021

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Agellan Portfolio Mortgage Loan (see Exhibit 34.1)

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Agellan Portfolio Mortgage Loan (see Exhibit 34.1)

34.11       Wells Fargo Bank, National Association, as Trustee of the Agellan Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the Agellan Portfolio Mortgage Loan (see Exhibit 34.5)

34.13       Park Bridge Lender Services LLC, as Operating Advisor of the Agellan Portfolio Mortgage Loan (see Exhibit 34.6)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 280 North Bernardo Mortgage Loan (see Exhibit 34.1)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 280 North Bernardo Mortgage Loan prior to July 14, 2021 (see Exhibit 34.1)

34.17       LNR Partners, LLC, as Special Servicer of the 280 North Bernardo Mortgage Loan on and after July 14, 2021 (See Exhibit 34.3)

34.18       Wells Fargo Bank, National Association, as Trustee of the 280 North Bernardo Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the 280 North Bernardo Mortgage Loan (see Exhibit 34.5)

34.20       Park Bridge Lender Services LLC, as Operating Advisor of the 280 North Bernardo Mortgage Loan (see Exhibit 34.6)

34.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 420 Taylor Street Mortgage Loan (see Exhibit 34.1)

34.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 420 Taylor Street Mortgage Loan prior to July 14, 2021 (see Exhibit 34.1)

34.24       LNR Partners, LLC, as Special Servicer of the 420 Taylor Street Mortgage Loan on and after July 14, 2021 (See Exhibit 34.3)

34.25       Wells Fargo Bank, National Association, as Trustee of the 420 Taylor Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the 420 Taylor Street Mortgage Loan (see Exhibit 34.5)

34.27       Park Bridge Lender Services LLC, as Operating Advisor of the 420 Taylor Street Mortgage Loan (see Exhibit 34.6)

34.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3000 Post Oak Mortgage Loan (see Exhibit 34.1)

34.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 3000 Post Oak Mortgage Loan prior to July 14, 2021 (see Exhibit 34.1)

34.31       LNR Partners, LLC, as Special Servicer of the 3000 Post Oak Mortgage Loan on and after July 14, 2021 (See Exhibit 34.3)

34.32       Wells Fargo Bank, National Association, as Trustee of the 3000 Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the 3000 Post Oak Mortgage Loan (see Exhibit 34.5)

34.34       Park Bridge Lender Services LLC, as Operating Advisor of the 3000 Post Oak Mortgage Loan (see Exhibit 34.6)

34.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Brass Professional Center Mortgage Loan (see Exhibit 34.1)

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Brass Professional Center Mortgage Loan prior to July 14, 2021 (see Exhibit 34.1)

34.38       LNR Partners, LLC, as Special Servicer of the Brass Professional Center Mortgage Loan on and after July 14, 2021 (See Exhibit 34.3)

34.39       Wells Fargo Bank, National Association, as Trustee of the Brass Professional Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the Brass Professional Center Mortgage Loan (see Exhibit 34.5)

34.41       Park Bridge Lender Services LLC, as Operating Advisor of the Brass Professional Center Mortgage Loan (see Exhibit 34.6)

34.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.43       KeyBank National Association, as Primary Servicer of the Bellagio Hotel and Casino Mortgage Loan

34.44       Situs Holdings, LLC, as Special Servicer of the Bellagio Hotel and Casino Mortgage Loan

34.45       Wells Fargo Bank, National Association, as Trustee of the Bellagio Hotel and Casino Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Custodian of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 34.5)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the Bellagio Hotel and Casino Mortgage Loan (see Exhibit 34.6)

34.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.49       KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 34.43)

34.50       Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 34.44)

34.51       Wells Fargo Bank, National Association, as Trustee of the 1633 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the 1633 Broadway Mortgage Loan (see Exhibit 34.5)

34.53       Pentalpha Surveillance LLC, as Operating Advisor of the 1633 Broadway Mortgage Loan

34.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southcenter Mall Mortgage Loan (see Exhibit 34.1)

34.56       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southcenter Mall Mortgage Loan (see Exhibit 34.1)

34.57       Wells Fargo Bank, National Association, as Trustee of the Southcenter Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Custodian of the Southcenter Mall Mortgage Loan (see Exhibit 34.5)

34.59       Pentalpha Surveillance LLC, as Operating Advisor of the Southcenter Mall Mortgage Loan (see Exhibit 34.53)

34.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan

34.62       CWCapital Asset Management LLC, as Special Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan

34.63       Wilmington Trust, National Association, as Trustee of the Moffett Towers Buildings A, B & C Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Buildings A, B & C Mortgage Loan (see Exhibit 34.5)

34.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers Buildings A, B & C Mortgage Loan

34.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 34.1)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 34.1)

34.69       Wells Fargo Bank, National Association, as Trustee of the Apollo Education Group HQ Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Custodian of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 34.5)

34.71       Pentalpha Surveillance LLC, as Operating Advisor of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 34.53)

34.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.73       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 34.1)

34.74       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan (see Exhibit 34.1)

34.75       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 34.5)

34.77       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan (see Exhibit 34.53)

34.78       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.79       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 34.43)

34.80       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 34.44)

34.81       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

34.83       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

34.84       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.61)

34.85       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.43)

34.86       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.87       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.5)

34.88       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.6)

34.89       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.65)

34.90       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.91       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 34.1)

34.92       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 34.1)

34.93       Wells Fargo Bank, National Association, as Trustee of the Chase Center Tower I Mortgage Loan (Omitted. See Explanatory Notes.)

34.94       Wells Fargo Bank, National Association, as Custodian of the Chase Center Tower I Mortgage Loan (see Exhibit 34.5)

34.95       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.96       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chase Center Tower II Mortgage Loan (see Exhibit 34.1)

34.97       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower II Mortgage Loan (see Exhibit 34.1)

34.98       Wells Fargo Bank, National Association, as Trustee of the Chase Center Tower II Mortgage Loan (Omitted. See Explanatory Notes.)

34.99       Wells Fargo Bank, National Association, as Custodian of the Chase Center Tower II Mortgage Loan (see Exhibit 34.5)

34.100     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.101     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.102     Situs Holdings, LLC, as Special Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 34.44)

34.103     Wells Fargo Bank, National Association, as Trustee of the BX Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.104     Wells Fargo Bank, National Association, as Custodian of the BX Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.105     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to July 14, 2021 (see Exhibit 35.1)

35.3         LNR Partners, LLC, as Special Servicer on and after July 14, 2021

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

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

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 280 North Bernardo Mortgage Loan prior to July 14, 2021 (see Exhibit 35.1)

35.10       LNR Partners, LLC, as Special Servicer of the 280 North Bernardo Mortgage Loan on and after July 14, 2021 (see Exhibit 35.3)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 420 Taylor Street Mortgage Loan (see Exhibit 35.1)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 420 Taylor Street Mortgage Loan prior to July 14, 2021 (see Exhibit 35.1)

35.13       LNR Partners, LLC, as Special Servicer of the 420 Taylor Street Mortgage Loan on and after July 14, 2021 (see Exhibit 35.3)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3000 Post Oak Mortgage Loan (see Exhibit 35.1)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 3000 Post Oak Mortgage Loan prior to July 14, 2021 (see Exhibit 35.1)

35.16       LNR Partners, LLC, as Special Servicer of the 3000 Post Oak Mortgage Loan on and after July 14, 2021 (see Exhibit 35.3)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Brass Professional Center Mortgage Loan (see Exhibit 35.1)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Brass Professional Center Mortgage Loan prior to July 14, 2021 (see Exhibit 35.1)

35.19       LNR Partners, LLC, as Special Servicer of the Brass Professional Center Mortgage Loan on and after July 14, 2021 (see Exhibit 35.3)

35.20       KeyBank National Association, as Primary Servicer of the Bellagio Hotel and Casino Mortgage Loan

35.21       Situs Holdings, LLC, as Special Servicer of the Bellagio Hotel and Casino Mortgage Loan

35.22       KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 35.20)

35.23       Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan (see Exhibit 35.21)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southcenter Mall Mortgage Loan (see Exhibit 35.1)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southcenter Mall Mortgage Loan (see Exhibit 35.1)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan

35.27       CWCapital Asset Management LLC, as Special Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 35.1)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 35.1)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 35.1)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan (see Exhibit 35.1)

35.32       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 35.20)

35.33       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 35.21)

35.34       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.26)

35.35       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.20)

35.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 35.1)

35.37       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 35.1)

35.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chase Center Tower II Mortgage Loan (see Exhibit 35.1)

35.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower II Mortgage Loan (see Exhibit 35.1)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.41       Situs Holdings, LLC, as Special Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 35.21)

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

Date: March 16, 2022

/s/ Matt Smith

Matt Smith, Director

Date: March 16, 2022