Form 10-K
period 2023-12-31
Benchmark 2020-B18 Mortgage Trust
filed 2024-03-14
CIK 1816147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Bellagio Hotel and Casino Mortgage Loan, which constituted approximately 2.3% of the asset pool of the issuing entity as of its cut-off date.  The Bellagio Hotel and Casino Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Bellagio Hotel and Casino Mortgage Loan, twenty-four other pari passu loans and nine subordinate companion loans, each of which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BX Trust 2019-OC11 transaction (the “BX 2019-OC11 Transaction”). This loan combination, including the Bellagio Hotel and Casino Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BX 2019-OC11 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 1633 Broadway Mortgage Loan, which constituted approximately 6.7% of the asset pool of the issuing entity as of its cut-off date.  The 1633 Broadway Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 1633 Broadway Mortgage Loan, thirty-eight other pari passu loans and four subordinate companion loans, each of which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BWAY Trust 2019-1633 transaction (the “BWAY 2019-1633 Transaction”). This loan combination, including the 1633 Broadway Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BWAY 2019-1633 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers Buildings A, B & C Mortgage Loan, which constituted approximately 8.0% of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers Buildings A, B & C Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers Buildings A, B & C Mortgage Loan, eighteen other pari passu loans and three subordinate companion loans, each of which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MOFT Trust 2020-ABC transaction (the “MOFT 2020-ABC Transaction”). This loan combination, including the Moffett Towers Buildings A, B & C Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MOFT 2020-ABC Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the MGM Grand & Mandalay Bay Mortgage Loan, which constituted approximately 7.0% of the asset pool of the issuing entity as of its cut-off date.  The MGM Grand & Mandalay Bay Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the MGM Grand & Mandalay Bay Mortgage Loan, twelve other pari passu loans and twenty-four subordinate companion loans, each of which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BX Commercial Mortgage Trust 2020-VIVA transaction (the “BX 2020-VIVA Transaction”). This loan combination, including the MGM Grand & Mandalay Bay Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BX 2020-VIVA Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Chase Center Tower I Mortgage Loan and the Chase Center Tower II Mortgage Loan, which constituted approximately 1.9% and 1.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Chase Center Tower I Mortgage Loan and the Chase Center Tower II Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Chase Center Tower I Mortgage Loan or the Chase Center Tower II Mortgage Loan and, in each case, seven other pari passu loans and two subordinate companion loans, each of which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2020-IG2 Mortgage Trust transaction (the “Benchmark 2020-IG2 Transaction”). These loan combinations, including the Chase Center Tower I Mortgage Loan and the Chase Center Tower II Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2020-IG2 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the BX Industrial Portfolio Mortgage Loan, which constituted approximately 7.5% of the asset pool of the issuing entity as of its cut-off date.  The BX Industrial Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the BX Industrial Portfolio Mortgage Loan, seven other pari passu loans, one floating rate companion loan and four subordinate companion loans, each of which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2020-IG3 Mortgage Trust transaction (the “Benchmark 2020-IG3 Transaction”). This loan combination, including the BX Industrial Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2020-IG3 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the BX Industrial Portfolio Mortgage Loan, the Apollo Education Group HQ Campus Mortgage Loan, the Southcenter Mall Mortgage Loan and the Kings Plaza Mortgage Loan, the primary servicer and special servicer of the Chase Center Tower I Mortgage Loan and the Chase Center Tower II Mortgage Loan and the special servicer of the Agellan Portfolio Mortgage Loan, the Apollo Education Group HQ Campus Mortgage Loan prior to April 27, 2023 and the Kings Plaza Mortgage Loan prior to April 27, 2023 and the Southcenter Mall Mortgage Loan prior to May 10, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

K-Star Asset Management LLC is the special servicer of the Apollo Education Group HQ Campus Mortgage Loan, the Southcenter Mall Mortgage Loan and the Kings Plaza Mortgage Loan, which constituted approximately 2.8%, 2.1% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Apollo Education Group HQ Campus Mortgage Loan and the Kings Plaza Mortgage Loan from April 27, 2023 to December 31, 2023 and of the Southcenter Mall Mortgage Loan from May 10, 2023 to December 31, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

With respect to the pari passu loan combinations that include the Southcenter Mall Mortgage Loan, the Apollo Education Group HQ Campus Mortgage Loan, the Kings Plaza Mortgage Loan and the Moffett Towers Buildings A, B & C Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the Apollo Education Group HQ Campus Mortgage Loan and the Kings Plaza Mortgage Loan on and after April 27, 2023 and the Southcenter Mall Mortgage Loan on and after May 10, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of K-Star Asset Management LLC as special servicer of the Apollo Education Group HQ Campus Mortgage Loan and the Kings Plaza Mortgage Loan on and after April 27, 2023 and the Southcenter Mall Mortgage Loan on and after May 10, 2023 and CWCapital Asset Management LLC as special servicer of the Moffett Towers Buildings A, B & C Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.2         LNR Partners, LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southcenter Mall Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.52       K-Star Asset Management LLC, as Special Servicer of the Southcenter Mall Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Trustee of the Southcenter Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the Southcenter Mall Mortgage Loan (see Exhibit 33.4)

33.55       Pentalpha Surveillance LLC, as Operating Advisor of the Southcenter Mall Mortgage Loan (see Exhibit 33.48)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan

33.58       CWCapital Asset Management LLC, as Special Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan

33.59       Wilmington Trust, National Association, as Trustee of the Moffett Towers Buildings A, B & C Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Buildings A, B & C Mortgage Loan (see Exhibit 33.4)

33.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers Buildings A, B & C Mortgage Loan

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 33.1)

33.64       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Apollo Education Group HQ Campus Mortgage Loan prior to April 27, 2023 (see Exhibit 33.1)

33.65       K-Star Asset Management LLC, as Special Servicer of the Apollo Education Group HQ Campus Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Trustee of the Apollo Education Group HQ Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 33.4)

33.68       Pentalpha Surveillance LLC, as Operating Advisor of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 33.48)

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 33.1)

33.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 (see Exhibit 33.1)

33.72       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 33.4)

33.75       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan (see Exhibit 33.48)

33.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.77       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 33.38)

33.78       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 33.39)

33.79       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

33.81       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

33.82       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.57)

33.83       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.38)

33.84       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.4)

33.86       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.5)

33.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.61)

33.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.89       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 33.1)

33.90       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 33.1)

33.91       Wells Fargo Bank, National Association, as Trustee of the Chase Center Tower I Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Wells Fargo Bank, National Association, as Custodian of the Chase Center Tower I Mortgage Loan (see Exhibit 33.4)

33.93       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.94       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chase Center Tower II Mortgage Loan (see Exhibit 33.1)

33.95       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower II Mortgage Loan (see Exhibit 33.1)

33.96       Wells Fargo Bank, National Association, as Trustee of the Chase Center Tower II Mortgage Loan (Omitted. See Explanatory Notes.)

33.97       Wells Fargo Bank, National Association, as Custodian of the Chase Center Tower II Mortgage Loan (see Exhibit 33.4)

33.98       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.99       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.100     Situs Holdings, LLC, as Special Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 33.39)

33.101     Wells Fargo Bank, National Association, as Trustee of the BX Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.102     Wells Fargo Bank, National Association, as Custodian of the BX Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.103     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.2         LNR Partners, LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southcenter Mall Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.52       K-Star Asset Management LLC, as Special Servicer of the Southcenter Mall Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Trustee of the Southcenter Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the Southcenter Mall Mortgage Loan (see Exhibit 34.4)

34.55       Pentalpha Surveillance LLC, as Operating Advisor of the Southcenter Mall Mortgage Loan (see Exhibit 34.48)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan

34.58       CWCapital Asset Management LLC, as Special Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan

34.59       Wilmington Trust, National Association, as Trustee of the Moffett Towers Buildings A, B & C Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Buildings A, B & C Mortgage Loan (see Exhibit 34.4)

34.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers Buildings A, B & C Mortgage Loan

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 34.1)

34.64       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Apollo Education Group HQ Campus Mortgage Loan prior to April 27, 2023 (see Exhibit 34.1)

34.65       K-Star Asset Management LLC, as Special Servicer of the Apollo Education Group HQ Campus Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Trustee of the Apollo Education Group HQ Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 34.4)

34.68       Pentalpha Surveillance LLC, as Operating Advisor of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 34.48)

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 34.1)

34.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 (see Exhibit 34.1)

34.72       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 34.4)

34.75       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan (see Exhibit 34.48)

34.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.77       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 34.38)

34.78       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 34.39)

34.79       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

34.81       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

34.82       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.57)

34.83       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.38)

34.84       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.4)

34.86       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.5)

34.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.61)

34.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.89       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 34.1)

34.90       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 34.1)

34.91       Wells Fargo Bank, National Association, as Trustee of the Chase Center Tower I Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Wells Fargo Bank, National Association, as Custodian of the Chase Center Tower I Mortgage Loan (see Exhibit 34.4)

34.93       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.94       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chase Center Tower II Mortgage Loan (see Exhibit 34.1)

34.95       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower II Mortgage Loan (see Exhibit 34.1)

34.96       Wells Fargo Bank, National Association, as Trustee of the Chase Center Tower II Mortgage Loan (Omitted. See Explanatory Notes.)

34.97       Wells Fargo Bank, National Association, as Custodian of the Chase Center Tower II Mortgage Loan (see Exhibit 34.4)

34.98       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.99       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.100     Situs Holdings, LLC, as Special Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 34.39)

34.101     Wells Fargo Bank, National Association, as Trustee of the BX Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.102     Wells Fargo Bank, National Association, as Custodian of the BX Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.103     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southcenter Mall Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.21       K-Star Asset Management LLC, as Special Servicer of the Southcenter Mall Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan

35.23       CWCapital Asset Management LLC, as Special Servicer of the Moffett Towers Buildings A, B & C Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Apollo Education Group HQ Campus Mortgage Loan (see Exhibit 35.1)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Apollo Education Group HQ Campus Mortgage Loan prior to April 27, 2023 (see Exhibit 35.1)

35.26       K-Star Asset Management LLC, as Special Servicer of the Apollo Education Group HQ Campus Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 35.1)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 (see Exhibit 35.1)

35.29       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

35.30       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 35.15)

35.31       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 35.16)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.22)

35.33       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.15)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 35.1)

35.35       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 35.1)

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

35.39       Situs Holdings, LLC, as Special Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 35.16)

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

Date: March 14, 2024

/s/ Matt Smith

Matt Smith, Director

Date: March 14, 2024